Form 10-K/A
period 2020-12-31
Lux Health Tech Acquisition Corp.
filed 2021-06-08
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

At June 4, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K/A, references to:

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Lux Health Tech Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Lux Health Tech Acquisition Corp. for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on  October 29, 2020, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

On June 4, 2021, the audit committee of the Company, in consultation with its management, concluded that the Company’s previously issued financial statements as of and for the period from September 1, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 29, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period. In addition, a portion of the initial transaction costs related to the initial public offering and attributable to the warrants should be expensed and the difference between the fair market value of the private placement warrants and the initial purchase price consideration thereof recognized as compensation expense.

In connection with the restatement, the Company’s management reassessed the effectiveness of it disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

We are filing this Report to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, Controls and Procedures described in Item 9A. Such financial data gives effect to the change in accounting for the warrants as disclosed in the Original Filing.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

The amended items in this Report consist solely of the preceding cover page, this explanatory note, additional risk factors under Item 1A, and the information required by Item 7, Item 8 and Item 9A of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety. This Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. This Report continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

v

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

Our units began trading on October 22, 2020 on the Nasdaq under the symbol “LUXAU”. On December 14, 2020, the securities comprising the units began separate trading. The common stock and warrants trade on Nasdaq under the symbols “LUXA” and “LUXAW,” respectively.

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

We have not selected any business combination target.

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

Item 1A.	Risk Factors

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

As of December 31, 2020, we had approximately $0.6 million in cash and working capital of approximately $1.0 million (not taking into account tax obligations of approximately $65,000 that may be paid using investment income earned from Trust Account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on our financial position, results its operations and/or search for a target company.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 11,500,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 5,933,333 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In this Report, we are restating our audited financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on October 29, 2020, our warrants have been accounted for as equity within our balance sheet, and after discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on June 4, 2021, the audit committee of the board of directors of the Company, in consultation with its management, concluded that its previously issued financial statements for the Affected Period should be restated because of a misapplication in the guidance regarding accounting for our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 29, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period. In addition, a portion of the initial transaction costs related to the initial public offering and attributable to the warrants should be expensed and the difference between the fair market value of the private placement warrants and the initial purchase price consideration thereof recognized as compensation expense.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Report.

We have not amended our previously filed Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from September 1, 2020 (inception) through December 31, 2020, we had a net loss of approximately $17.4 million which consisted of approximately $0.6 million in general and administrative expenses-related party, approximately $0.2 million in general and administrative costs, approximately $1.1 million of financing costs, approximately $15.5 million of change in fair value of derivative warrant liabilities, and approximately $65,000 in franchise tax expense, partly offset by approximately $4,000 in gain on investments held in Trust Account. The $0.6 million in general and administrative expenses is primarily related to the non-cash compensation expense recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 1, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $15.5 million.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income (Loss) Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. An aggregate of 28,541,603 shares of common stock subject to possible redemption at December 31, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,433,333 shares of our common stock in the calculation of diluted loss per share, since they are not yet exercisable.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 common stock warrants to investors in our Initial Public Offering and issued 5,933,333 Private Placement Warrants.  All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.  The fair value of the Public Warrants and Private Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The Private Placement Warrants are measured by reference to the listed trading price of the Public Warrants at December 31, 2020.

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

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants.  Since issuance on October 29, 2020, our warrants were accounted for as equity within our balance sheet.  On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, including with our independent auditors, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Lux Encore Sponsor, LP (our sponsor)(3)	—	—	8,505,000	98.6%	20%
Peter Hébert			8,505,000	98.6%	20%
Josh DeFonzo			—	*	*
Segolene Scarborough			—	*	*
Bijan Salehizadeh			40,000	*	*
Joseph Robert “Bob” Kerrey			40,000	*	*
Fred Moll			40,000	*	*
All directors, officers and Advisory Board members as a group (6 individuals)(2)			8,625,000	100.0%	20%

*	less than 1%
1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Lux Health Tech Acquisition Corp., 920 Broadway, 11th Floor, New York, NY 1001.
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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements
(2)	Financial Statements Schedule

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

LUX HEALTH TECH ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Lux Health Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying ¬balance sheet of Lux Health Tech Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America..

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020 have been restated to correct errors related to warrants.

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

March 19, 2021, except for the effects of the restatement discussed in Note 2 to which the date is June 7, 2021

LUX HEALTH TECH ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(Restated – See Note 2)

Assets:
Current assets:
Cash	$637,825
Prepaid expenses	448,780
Total current assets	1,086,605
Investments held in Trust Account	345,003,572
Total Assets	$346,090,177

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts Payable	$15,450
Accrued expenses	109,432
Franchise tax payable	65,255
Total current liabilities	190,137
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	43,409,000
Total liabilities	55,674,137

Commitments and Contingencies
Class A common stock, $0.0001 par value; 28,541,603 shares subject to possible redemption at $10.00 per share	285,416,030

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,958,397 shares issued and outstanding (excluding 28,541,603 shares subject to possible redemption)	596
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	22,426,214
Accumulated deficit	(17,427,663)
Total stockholders’ equity	5,000,010
Total Liabilities and Stockholders’ Equity	$346,090,177

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

General and administrative expenses	$183,040
General and administrative expenses - related party	593,330
Franchise tax expenses	65,255
Total operating expenses	(841,625)
Income from investments held in Trust Account	3,572
Financing costs - derivative warrant liabilities	(1,073,940)
Change in fair value of derivative warrant liabilities	(15,515,670)
Net loss	$(17,427,663)
Weighted average shares outstanding of common stock subject to redemption, basic and diluted	30,096,931
Basic and diluted net income per share, common stock subject to redemption	$—
Weighted average shares outstanding of common stock, basic and diluted	10,473,079
Basic and diluted net loss per share, common stock	$(1.66)

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	34,500,000	3,450	—	—	326,596,550	—	326,600,000
Offering costs	—	—	—	—	(18,781,297)	—	(18,781,297)
Common stock subject to possible redemption	(28,541,603)	(2,854)	—	—	(285,413,176)	—	(285,416,030)
Net loss	—	—	—	—	-	(17,427,663)	(17,427,663)
Balance – December 31, 2020	5,958,397	$596	8,625,000	$863	$22,426,214	$(17,427,663)	$5,000,010

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(17,427,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation to Sponsor	593,330
Offering costs associated with derivative warrant liabilities	1,073,940
Change in fair value of derivative warrant liabilities	15,515,670
Income from investments held in Trust Account	(3,572)
Changes in operating assets and liabilities:
Prepaid expenses	(421,980)
Accounts payable	-
Accrued expenses	25,732
Franchise tax payable	65,255
Net cash used in operating activities	(579,288)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Expenses paid by Sponsor through related party note	8,322
Repayment of note payable to related party	(171,903)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,544,306)
Net cash provided by financing activities	346,217,113

Net increase in cash	637,825

Cash - beginning of the period	-
Cash - end of the period	$637,825

Supplemental disclosure of noncash financing activities:
Prepaid expenses included in notes payable - related party	$26,800
Offering costs included in accounts payable	$15,450
Offering costs included in accrued expenses	$83,700
Offering costs included in note payable - related party	$136,781
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of common stock subject to possible redemption	$301,216,190
Change in value of common stock subject to possible redemption	$(15,800,160)

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

The Company’s sponsor is Lux Encore Sponsor, L.P., a Delaware limited liability company and an affiliate of certain of the Company’s officers and directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2020. On October 29, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 4,500,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.9 million, inclusive of $12.1 million in deferred underwriting commissions (Note 5 and 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii)by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of  December 31, 2020, and the period from September 1, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Going Concern

As of December 31, 2020, the Company had approximately $0.6 million in cash and working capital of approximately $1.0 million (not taking into account tax obligations of approximately $65,000 that may be paid using investment income earned from Trust Account). Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company's plans to raise capital and to consummate its initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on the Company's financial position, results of its operations and/or search for a target company. The Company also needs to raise additional funds to meet its obligations and sustain its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

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

Note 2 —Restatement of Previously Issued Financial Statements

In June 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in October 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 29, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets.  After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the

Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.  The Company reassessed its accounting for Warrants issued on October 29, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$346,090,177	$-	$346,090,177
Liabilities and stockholders’ equity
Total current liabilities	$190,137	$-	$190,137
Deferred underwriting commissions	12,075,000	-	12,075,000
Derivative warrant liabilities	-	43,409,000	43,409,000
Total liabilities	12,265,137	43,409,000	55,674,137
Class A common stock, $0.0001 par value; shares subject to possible redemption	328,825,030	(43,409,000)	285,416,030
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	162	434	596
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	5,243,708	17,182,506	22,426,214
Accumulated deficit	(244,723)	(17,182,940)	(17,427,663)
Total stockholders’ equity	5,000,010	-	5,000,010
Total liabilities and stockholders’ equity	$346,090,177	$-	$346,090,177

	Period From September 1, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(248,295)	$(593,330)	$(841,625)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(15,515,670)	(15,515,670)
Financing costs - derivative warrant liabilities	-	(1,073,940)	(1,073,940)
Income from investments held in Trust Account	3,572	-	3,572
Total other (expense) income	3,572	(16,589,610)	(16,586,038)
Net loss	$(244,723)	$(17,182,940)	$(17,427,663)
Basic and Diluted weighted-average Class A common stock outstanding	32,910,507	(2,813,576)	30,096,931
Basic and Diluted net loss per Class A common shares	$-		$-
Basic and Diluted weighted-average Class B common stock outstanding	8,959,895	1,513,184	10,473,079
Basic and Diluted net loss per Class B common shares	$(0.03)	$(1.63)	$(1.66)

	Period From September 1, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(244,723)	$(17,182,940)	$(17,427,663)
Adjustments to reconcile net loss to net cash used in operating activities	(3,572)	17,182,940	17,179,368
Net cash used in operating activities	(579,288)	-	(579,288)
Net cash used in investing activities	(345,000,000)	-	(345,000,000)
Net cash provided by financing activities	346,217,113	-	346,217,113
Net change in cash	$637,825	$-	$637,825

In addition, the impact to the balance sheet dated October 29, 2020, filed on Form 8-K on November 4, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $27.8 million increase to the derivative warrant liabilities line item at October 29, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, as well as an increase of $1.7 million to additional paid-in capital and a decrease to accumulated deficit of $1.7 million.  There was no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

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

The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants at December 31, 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.1 million is included in financing cost - derivative warrant liabilities in the statement of operations and $18.8 million is included in stockholders’ equity.

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,541,603 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 warrants in connection with the Initial Public Offering (the “Public Warrants”) 5,933,333 warrants in a Private Placement Placement (the “Private Placement Warrants”). These warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured by reference to the listed trading price of the Public Warrants at December 31, 2020.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the period from September 1, 2020 (inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$2,955
Less: Company's portion available to be withdrawn to pay taxes	(2,955)
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	30,096,931
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(17,427,663)
Net Income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net loss	$(17,427,663)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,473,079
Basic and diluted net loss per share, Non-redeemable common stock	$(1.66)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of:

(a)one year after the completion of the initial Business Combination and (b) upon completion of the initial Business Combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million.

A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company had 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national security exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 shares of Class A common stock outstanding, including 28,541,603 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,003,572	$-	$-

Liabilities
Derivative warrant liabilities -Public Warrants	$28,635,000	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$14,774,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently through September 30, 2020. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. The Private Placement Warrants are measured by reference to the listed trading price of the Public Warrants at December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $15.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Public Warrants prior to being separately listed and traded, and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial measurement date:

As of October 29, 2020
Stock Price	$10.00
Volatility	30.0%
Expected life of the options to convert	5.00
Risk-free rate	0.35%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities for the period from September 1, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant liabilities at September 1, 2020 (inception)	$-
Issuance of Public and Private Warrants	27,893,330
Change in fair value of warrant liabilities	15,515,670
Warrant liabilities at December 31, 2020	$43,409,000

Note 10—Income Taxes

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$-
State	-
Deferred
Federal	(51,392)
State	-
Valuation allowance	51,392
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$38,438
Net operating loss carryforwards	12,954
Total deferred tax assets	51,392
Valuation allowance	(51,392)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 1, 2020 (date of inception) to December 31, 2020, the valuation allowance was $51,392. As of December 31, 2020, the Company has $59,971 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(18.7)%
Financing costs - derivative warrant liabilities	(2.0)%
Change in Valuation Allowance	(0.3)%
Income Taxes Benefit	0.0%

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

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated October 26, 2020. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities.(3)
10.1	Promissory Note issued in favor of Lux Encore Sponsor, LP, dated September 4, 2020. (2)
10.2	Letter Agreement, dated October 26, 2020, between the Company and the Sponsor. (1)
10.3	Letter Agreement, dated October 26, 2020, between the Company and each of its officers and directors. (1)
10.4	Investment Management Trust Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.5	Registration Rights Agreement, dated October 26, 2020, among the Company and certain security holders named therein. (1)
10.6	Indemnity Agreement, dated October 26, 2020, between the Company and Josh DeFonzo. (1)
10.7	Indemnity Agreement, dated October 26, 2020, between the Company and Peter Hébert. (1)
10.8	Indemnity Agreement, dated October 26, 2020, between the Company and Segolene Scarborough. (1)
10.9	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Bijan Salehizadeh. (1)
10.10	Indemnity Agreement, dated October 26, 2020, between the Company and Senator Joseph Robert “Bob” Kerrey. (1)
10.11	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Fred Moll. (1)
10.12	Securities Subscription Agreement, dated September 4, 2020, between Lux Health Tech Acquisition Corp. and Lux Encore Sponsor, LP. (2)
10.13	Sponsor Warrants Purchase Agreement, dated October 23, 2020, between the Company and the Sponsor. (1)
10.14	Forward Purchase Agreement, dated October 22, 2020, among the Company, Lux Ventures VI, L.P. and Lux Ventures VI Sidecar, L.P. (1)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, initially filed with the SEC on October 22, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2021	Lux Health Tech Acquisition Corp.
	By:	/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Josh DeFonzo	Chief Executive Officer and Director	June 7, 2021
Josh DeFonzo	(Principal Executive Officer)
/s/ Segolene Scarborough	Chief Financial Officer and Treasurer	June 7, 2021
Segolene Scarborough	(Principal Financial and Accounting Officer)
/s/ Peter Hébert	Chairman of the Board of Directors	June 7, 2021
Peter Hébert