Form 10-Q
period 2021-06-30
Lux Health Tech Acquisition Corp.
filed 2021-08-13
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

LUX HEALTH TECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

LUX HEALTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$278,774	$637,825
Prepaid expenses	214,152	448,780
Total current assets	492,926	1,086,605
Investments held in Trust Account	345,014,002	345,003,572
Total Assets	$345,506,928	$346,090,177

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$199,055	$15,450
Accrued expenses	110,222	109,432
Franchise tax payable	99,178	65,255
Total current liabilities	408,455	190,137
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	23,012,000	43,409,000
Total Liabilities	35,495,455	55,674,137

Commitments and Contingencies

Class A common stock, $0.0001 par value; 30,501,147 and 28,541,603 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	305,011,470	285,416,030

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,998,853 and 5,958,397 shares issued and outstanding (excluding 30,501,147 and 28,541,603 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	400	596
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	2,830,970	22,426,214
Retained earnings (accumulated deficit)	2,167,770	(17,427,663)
Total Stockholders' Equity	5,000,003	5,000,010
Total Liabilities and Stockholders' Equity	$345,506,928	$346,090,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended June 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$336,563	$621,725
General and administrative expenses - related party	46,755	89,671
Franchise tax expenses	51,463	100,601
Loss from operations	(434,781)	(811,997)
Other income
Income from investments held in Trust Account	5,244	10,430
Change in fair value of derivative warrant liabilities	2,440,670	20,397,000
Other income	2,445,914	20,407,430
Net income	$2,011,133	$19,595,433

Basic and diluted weighted average shares outstanding of Class A common stock subject to redemption	30,302,243	29,436,502
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$-	$-
Basic and diluted weighted average shares outstanding of Non-redeemable of common stock	12,822,757	13,688,498
Basic and diluted net income per share, Non-redeemable common stock	$0.16	$1.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021

	Common Stock					Retain Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	5,958,397	$596	8,625,000	$863	$22,426,214	$(17,427,663)	$5,000,010
Common stock subject to possible redemption	(1,758,430)	(176)	-	-	(17,584,124)	-	(17,584,300)
Net income	-	-	-	-	-	17,584,300	17,584,300
Balance - March 31, 2021 (unaudited)	4,199,967	$420	8,625,000	$863	$4,842,090	$156,637	$5,000,010
Common stock subject to possible redemption	(201,114)	(20)	-	-	(2,011,120)	-	(2,011,140)
Net income	-	-	-	-	-	2,011,133	2,011,133
Balance - June 30, 2021 (unaudited)	3,998,853	$400	8,625,000	$863	$2,830,970	$2,167,770	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$19,595,433
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(20,397,000)
Income from investments held in Trust Account	(10,430)
Changes in operating assets and liabilities:
Prepaid expenses	234,628
Accounts payable	199,055
Accrued expenses	790
Franchise tax payable	33,923
Net cash used in operating activities	(343,601)

Cash Flows from Financing Activities:
Offering costs	(15,450)
Net cash provided by financing activities	(15,450)

Net increase in cash	(359,051)

Cash - beginning of the period	637,825
Cash - end of the period	$278,774

Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$19,595,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Description of Organization, Business Operations and Basis of Presentation.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

As of June 30, 2021, the Company had approximately $279,000 in cash and working capital of approximately $184,000 (not taking into account tax obligations of approximately $99,000 that may be paid using investment income earned from Trust Account). Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company's plans to raise capital and to consummate its initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company's financial position, results of its operations and/or search for a target company. The Company also needs to raise additional funds to meet its obligations and sustain its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents present.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurements

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

The fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants.

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. The fair value of the warrants issued in the Private Placement were estimated by reference to the listed market price of the Public Warrants.

Offering Costs Associated with the Initial Public Offering

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 30,501,147 and 28,541,603 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with full valuation allowances against them of approximately $141,000 and $51,000, respectively. During the three and six months ended June 30, 2021, the Company recorded an additional valuation allowance of approximately $12,000 and $90,000.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of investment income earned from the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible.

No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$4,636	$9,221
Less: Company's portion available to be withdrawn to pay taxes	(4,636)	(9,221)
Net income attributable	$-	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	30,302,243	29,436,502
Basic and diluted net income per share	$-	$—
Non-Redeemable Common Stock
Numerator: Net Income minus Earnings allocable to Common stock subject to possible redemption
Net income	$2,011,133	$19,595,433
Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net income	$2,011,133	$19,595,433
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,822,757	13,688,498
Basic and diluted net income per share, Non-redeemable common stock	$0.16	$1.43

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Forward Purchase Agreements

On October 22, 2020, the Company entered into a forward purchase agreement pursuant to which Lux Ventures VI, L.P. and Lux Ventures VI Sidecar, L.P. (together, the “Lux Ventures VI Entities”) have agreed to purchase an aggregate of up to 1,500,000 forward purchase units, each unit consisting of one forward purchase share and one third of one forward purchase warrant, for $10.00 per unit, or an aggregate maximum amount of $15,000,000, in a private placement that would close simultaneously with the closing of the initial Business Combination. The Lux Ventures VI Entities will purchase a number of forward purchase units that will result in gross proceeds to the Company necessary to enable the Company to consummate its initial Business Combination and pay related fees and expenses, after first applying amounts available to the Company from the Trust Account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by the Company for such purpose at or prior to the consummation of the initial Business Combination, plus any additional amounts mutually agreed by the Company and the Lux Ventures VI Entities to be retained by the post-Business Combination company for working capital or other purposes. The Lux Ventures VI Entities’ obligation to purchase forward purchase units will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Lux Ventures VI Entities and on a requirement that such initial Business Combination is approved by a unanimous vote of the board of directors. In determining whether a target is reasonably acceptable to the Lux Ventures VI Entities, the Company expects that the Lux Ventures VI Entities would consider many of the same criteria as the Company will consider but will also consider whether the investment is an appropriate investment for the Lux Ventures VI Entities.

6. Derivative Warrant Liabilities.

As of June 30, 2021 and December 31, 2020, the Company had 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Stockholder’s Equity.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A common stock outstanding, including 30,501,147 and 28,541,603 shares of Class A common stock subject to possible redemption, respectively, that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,014,002	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$15,180,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$7,832,000	$-

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,003,572	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$28,635,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$14,774,000	$-

As of June 30, 2021 and December 31, 2020, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants. For the three and six months ended June 30, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of $2,440,670 and $20,397,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three months ended June 30, 2021.

The change in the fair value of the warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$43,409,000
Change in fair value of warrant liabilities	(17,956,330)
Warrant liabilities at March 31, 2021	25,452,670
Change in fair value of warrant liabilities	(2,440,670)
Warrant liabilities at June 30, 2021	$23,012,000

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

Results of Operations

Our entire activity from September 1, 2020 (inception) through October 29, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering through June 30, 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $2.0 million, which consisted of an approximately $2.4 million in change in fair value of derivative warrant liabilities, and approximately $5,000 of income from investments held in Trust Account, partly offset by approximately $435,000 of loss from operations including approximately $383,000 of general and administrative expenses and approximately $52,000 of franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $19.6 million, which consisted of an approximately $20.4 million in change in fair value of derivative warrant liabilities, and approximately $10,000 of income from investments held in Trust Account, partly offset by approximately $812,000 of loss from operations including approximately $711,000 of general and administrative expenses and approximately $101,000 of franchise tax expense.

Going Concern

As of June 30, 2021, we had approximately $279,000 in cash and working capital of approximately $184,000 (not taking into account tax obligations of approximately $99,000 that may be paid using investment income earned from Trust Account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate an initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on our financial position, results of our operations and/or search for a target company. We also need to raise additional funds to meet our obligations and sustain our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 30,501,147 and 28,541,603 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government  securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on June 8, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUX HEALTH TECH ACQUISITION CORP.

Date: August 13, 2021		/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date: August 13, 2021		/s/ Segolene Scarborough
	Name:	Segolene Scarborough
	Title:	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)