Form 10-Q
period 2021-09-30
Lux Health Tech Acquisition Corp.
filed 2021-11-16
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

LUX HEALTH TECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	2

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2

	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for The Three and Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 1, 2020 (inception) through September 30, 2020	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Control and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

LUX HEALTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated – See Note 1)
Assets:
Current assets:
Cash	$128,051	$637,825
Prepaid expenses	64,613	448,780
Total current assets	192,664	1,086,605
Investments held in Trust Account	345,019,303	345,003,572
Total Assets	$345,211,967	$346,090,177

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$198,978	$15,450
Accrued expenses	86,192	109,432
Franchise tax payable	149,589	65,255
Total current liabilities	434,759	190,137
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	20,048,330	43,409,000
Total Liabilities	32,558,089	55,674,137

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020	345,000,000	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	-	-
Accumulated deficit	(32,346,985)	(54,584,823)
Total Stockholders' Deficit	(32,346,122)	(54,583,960)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,211,967	$346,090,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From September 1, 2020 (inception) Through September 30, 2020
General and administrative expenses	$202,253	$823,978	$6,910
General and administrative expenses - related party	73,902	163,573	-
Franchise tax expenses	50,411	151,012	15,940
Loss from operations	(326,566)	(1,138,563)	(22,850)
Other income
Income from investments held in Trust Account	5,301	15,731	-
Change in fair value of derivative warrant liabilities	2,963,670	23,360,670	-
Other income	2,968,971	23,376,401	-
Net income (loss)	$2,642,405	$22,237,838	$(22,850)

Weighted average number of Class A common stock	34,500,000	34,500,000	-
Basic and diluted net income per share, Class A	$0.06	$0.52	$-
Weighted average number of Class B common stock	8,625,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B	$0.06	$0.52	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	-	$-	8,625,000	$863	$-	$(54,584,823)	$(54,583,960)
Net income	-	-	-	-	-	17,584,300	17,584,300
Balance - March 31, 2021 (unaudited) – restated, see Note 1	-	$-	8,625,000	$863	$-	$(37,000,523)	$(36,999,660)
Net income	-	-	-	-	-	2,011,133	2,011,133
Balance - June 30, 2021 (unaudited) – restated, See Note 1	-	$-	8,625,000	$863	$-	$(34,989,390)	$(34,988,527)
Net income	-	-	-	-	-	2,642,405	2,642,405
Balance - September 30, 2021 (unaudited)	-	$-	8,625,000	$863	$-	$(32,346,985)	$(32,346,122)

For the period from September 1, 2020 (inception) through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(22,850)	(22,850)
Balance - September 30, 2020 (unaudited)	-	$-	8,625,000	$863	$24,137	$(22,850)	$2,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From September 1, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$22,237,838	$(22,850)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,360,670)	-
Income from investments held in Trust Account	(15,731)	-
Changes in operating assets and liabilities:
Prepaid expenses	384,167	-
Accounts payable	198,978	156
Accrued expenses	(23,240)	6,754
Franchise tax payable	84,334	15,940
Net cash used in operating activities	(494,324)	-

Cash Flows from Financing Activities:
Offering costs paid	(15,450)	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash (used in) provided by financing activities	(15,450)	25,000

Net (decrease) increase in cash	(509,774)	25,000

Cash - beginning of the period	637,825	-
Cash - end of the period	$128,051	$25,000

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable	$-	$15,450
Deferred offering costs included in accrued expenses	$-	$275,718
Deferred offering costs included in note payable - related party	$-	$65,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Description of Organization, Business Operations and Basis of Presentation.

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 8, 2021.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously reported financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on November 4, 2020 (the “Post-IPO Balance Sheet”) and the Form 10-K/A that included the Company’s audited financial statements for the period ended December 31, 2020 and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “affected periods”). In accordance with the SEC’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares of Class A common stock classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable shares of Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the Post-IPO Balance Sheet is an increase in the carrying value of redeemable Class A common stock of 43.8 million at the Initial Public Offering date resulted in a decrease of approximately $6.7 million in additional paid-in capital and a charge of approximately $37.1 million to accumulated deficit, as well as a reclassification of 4,378,381 shares of Class A common stock from permanent equity to temporary equity, as presented below:

	As of October 29, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total Assets	$347,541,800	-	$347,541,800
Total Liabilities	$41,325,609	-	$41,325,609
Class A common stock, $0.0001 par value; shares subject to possible redemption	301,216,190	43,783,810	345,000,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	438	(438)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	6,712,329	(6,712,329)	-
Accumulated deficit	(1,713,629)	(37,071,043)	(38,784,672)
Total stockholders’ equity (deficit)	5,000,001	(43,783,810)	(38,783,809)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$347,541,800	$-	$347,541,800

The impact of the restatement on the audited balance sheet as of December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total Assets	$346,090,177	-	$346,090,177
Total Liabilities	$55,674,137	-	$55,674,137
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption	285,416,030	59,583,970	345,000,000
Stockholders’ equity (deficit)
Class A common stock	596	(596)	-
Class B common stock	863	-	863
Additional paid-in-capital	22,426,214	(22,426,214)	-
Accumulated deficit	(17,427,663)	(37,157,160)	(54,584,823)
Total stockholders’ equity (deficit)	5,000,010	(59,583,970)	(54,583,960)
Total Liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$346,090,177	$-	$346,090,177

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is presented below.

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total Assets	$345,796,190	-	$345,796,190
Total Liabilities	37,795,850	-	37,795,850
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption	303,000,330	41,999,670	345,000,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	420	(420)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	4,842,090	(4,842,090)	-
Accumulated deficit	(156,637)	(37,157,160)	(37,000,523)
Total stockholders’ equity (deficit)	5,000,010	(41,999,670)	(36,999,660)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$345,796,190	$-	$345,796,190

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total Assets	$345,506,928	-	$345,506,928
Total Liabilities	35,495,455	-	35,495,455
Class A common stock subject to possible redemption
Class A common stock subject to possible redemption	305,011,470	39,988,530	345,000,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	400	(400)	-
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	2,830,970	(2,830,970)	-
Accumulated deficit	(2,167,770)	(37,157,160)	(34,989,390)
Total stockholders’ equity (deficit)	5,000,003	(39,988,530)	(34,988,527)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$345,506,928	$-	$345,506,928

There was no impact to the reported amounts for total assets, total liabilities, cash flows from operating, investing or financing activities, or net income (loss).

The impact of the restatement on the supplemental disclosures of noncash activities in the previously reported statements of cash flow is presented below.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows – Supplemental disclosure of noncash activities
Change in fair value of Class A common stock subject to possible redemption	$17,584,300	$(17,584,300)	$-

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows – Supplemental disclosure of noncash activities
Change in fair value of Class A common stock subject to possible redemption	$19,595,440	$(19,595,440)	$-

	For the Period from September 1, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows – Supplemental disclosure of noncash activities
Initial value of common stock subject to possible redemption	$301,216,190	$(301,216,190)	$-
Change in fair value of Class A common stock subject to possible redemption	$(15,800,160)	$15,800,160	$-
Accretion of Class A common stock to redemption amount	$-	$37,181,298	$37,181,298

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the affected periods:

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$17,584,300	-	$17,584,300
Weighted average number of Class A common stock	28,561,141	5,938,859	34,500,000
Basic and diluted net income per share, Class A	$-	$0.41	$0.41
Weighted average number of Class B common stock	14,563,859	(5,938,859)	8,625,000
Basic and diluted net income per share, Class B	$1.21	$(0.80)	$0.41

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$2,011,133	-	$2,011,133
Weighted average number of Class A common stock	30,302,243	4,197,757	34,500,000
Basic and diluted net income per share, Class A	$-	$0.05	$0.05
Weighted average number of Class B common stock	12,822,757	(4,717,715)	8,105,042
Basic and diluted net income per share, Class B	$0.16	$(0.11)	$0.05

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$19,595,433	-	$19,595,433
Weighted average number of Class A common stock	29,436,502	5,063,498	34,500,000
Basic and diluted net income per share, Class A	$-	$0.45	$0.45
Weighted average number of Class B common stock	13,688,498	(5,063,498)	8,625,000
Basic and diluted net income per share, Class B	$1.43	$(0.98)	$0.45

	For the Period from September 1, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Net loss	$(17,427,663)	-	$(17,427,663)
Weighted average number of Class A common stock	30,096,931	(11,542,309)	18,554,622
Basic and diluted net income per share, Class A	$-	$(0.65)	$(0.65)
Weighted average number of Class B common stock	10,473,079	(2,368,037)	8,105,042
Basic and diluted net income per share, Class B	$(1.66)	$1.01	$(0.65)

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

Going Concern

As of September 30, 2021, the Company had $128,051 in cash and a working capital deficit of approximately $93,000 (not taking into account tax obligations of approximately $150,000 that may be paid using investment income earned from Trust Account). Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company also needs to raise additional funds to meet its obligations and sustain its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, there were no cash equivalents present.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of September 30, 2021, and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2021, and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. The fair value of the warrants issued in the Private Placement were estimated by reference to the listed market price of the Public Warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

subject to redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with full valuation allowances against them of approximately $287,000 and $51,000, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of investment income earned from the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible.

No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants to purchase an aggregate of 17,433,333 issued in connection with the Initial Public Offering and Private Placement since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$2,113,924	$528,481	$17,790,270	$4,447,568
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per common share	$0.06	$0.06	$0.52	$0.52

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

6. Derivative Warrant Liabilities.

As of September 30, 2021, and December 31, 2020, the Company had 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible redemption.

As of September 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(18,400,000)
Class A common share issuance costs	(18,781,298)
Plus:
Accretion of carrying value to redemption value	37,181,298
Class A common share subject to possible redemption	$345,000,000

8. Stockholder’s Equity (Deficit).

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheets. See Note 7.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

9. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,019,303	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$13,225,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$6,823,330	$-

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,003,572	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$28,635,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$14,774,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or nine months ended September 30, 2021.

As of September 30, 2021, and December 31, 2020, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants. For the three and nine months ended September 30, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $3.0 million and approximately $23.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

10. Subsequent Events.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 8, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on September 1, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Lux Encore Sponsor, LP, a Delaware limited partnership and an affiliate of certain of our officers and directors (our “Sponsor”).

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

Results of Operations

Our entire activity from September 1, 2020 (inception) through October 29, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering through September 30, 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $2.6 million, which consisted of an approximately $3.0 million in change in fair value of derivative warrant liabilities, and approximately $5,000 of income from investments held in Trust Account, partly offset by approximately $327,000 of loss from operations including approximately $276,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $22.2 million, which consisted of an approximately $23.4 million in change in fair value of derivative warrant liabilities, and approximately $16,000 of income from investments held in Trust Account, partly offset by approximately $1,139,000 of loss from operations including approximately $988,000 of general and administrative expenses and approximately $151,000 of franchise tax expense.

For the period from September 1, 2020 (inception) through September 30, 2020, we had a net loss of approximately $23,000 solely related to general and administrative expenses.

Going Concern

As of September 30, 2021, we had $128,051 in cash and a working capital deficit of approximately $93,000 (not taking into account tax obligations of approximately $150,000 that may be paid using investment income earned from Trust Account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate an initial business combination may not be successful. We also need to raise additional funds to meet our obligations and sustain our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The 11,500,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. The fair value of the warrants issued in the Private Placement were estimated by reference to the listed market price of the Public Warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants to purchase an aggregate of 17,433,333 issued in connection with the Initial Public Offering and Private Placement since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained.

This material weakness resulted in the restatement of the Company’s balance sheet as of October 29, 2020, its audited financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. We previously restated the financial statements in our Form 10-K/A filed with  the SEC on June 8, 2021 to properly account for the warrants. Additionally, this material weakness could result in a misstatement of the warrant liabilities, Class A common stock and related accounts and disclosures, which would, in turn, result in a material misstatement of the financial statements not being prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

LUX HEALTH TECH ACQUISITION CORP.

Date: November 16, 2021		/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date: November 16, 2021		/s/ Segolene Scarborough
	Name:	Segolene Scarborough
	Title:	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)