Form 10-K/A
period 2020-12-31
Lux Health Tech Acquisition Corp.
filed 2022-01-14
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Lux Health Tech Acquisition Corp., unless the context otherwise indicates.

The Company is filing this Amendment No. 2 to the Annual Report on Form 10-K (the “Report”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021 (the “Original Filing”), as amended on June 8, 2021 with Amendment No. 1 to the Annual Report on Form 10-K/A of Lux Health Tech Acquisition Corp. as of and for the period ended December 31, 2020 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 29, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The Company previously reported these corrections as a restatement in its quarterly report on Form 10-Q for the quarterly period ended September 30, 2021. As a result of a re-evaluation, on November 12, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements as of December 31, 2020 and for the period September 1, 2020 (inception) through December 31, 2020 included in the Original Filing and as amended in the First Amended Filing, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated its financial statements as of and for the period September 1, 2020 (inception) through  December 31, 2020, in this Form 10-K/A Amendment No. 2.

The restatement does not have an impact on our cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is addressed in Part II, Item 9A of this Form 10-K/A.

We are filing this Amendment No. 2 to amend and restate the Original Filing and as amended in the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

 In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing and the First Amended Filing is being amended or updated by this Amendment No. 2, other than as described herein. This Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing and the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Significant Activities Since Inception

On October 29, 2020, the Company consummated its initial public offering of 34,500,000 units, including 4,500,000 additional units to cover over-allotments. Each unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one-third of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $345,000,000. Simultaneously with the consummation of the initial public offering and the sale of the units, the Company consummated the private placement (“private placement”) of an aggregate of 5,933,333 warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $8,900,000.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, in our First Amended Filing we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2 - Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, subsequently we identified an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of the Public Shares and presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report. As a result, our management has concluded that the determined that the controls surrounding the error should be aggregated with the previously determined error as a control deficiency around the interpretation and accounting for certain complex financial instruments.

To respond to the material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to the Warrants and Public Shares we issued in connection with the October 2020 initial public offering, as well as presentation of earnings per share see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

The SEC issued guidance on the application of warrant accounting guidance which required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See Note 2 for our financial statements included herein. We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. As part of the restatement, we identified a material weakness in our internal controls over financial reporting relating to accounting for complex financial instruments.

Although we have now completed these restatements, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in June 2021 and January 2022 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in Lux Health Tech Acquisition Corp.’s reported financial information and could subject Lux Health Tech Acquisition Corp. to civil or criminal penalties or shareholder litigation. Lux Health Tech Acquisition Corp. could face monetary judgments, penalties or other sanctions that could have a material adverse effect on Lux Health Tech Acquisition Corp.’s business, financial condition and results of operations and could cause its stock price to decline.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement for the change in classification of redeemable common stock and for the accounting and classification of our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

References to “we”, “us”, “our” or the “Company” are to Lux Health Tech Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A Amendment No. 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K/A Amendment No. 2. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A of Lux Health Tech Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 1, 2020 (inception) to December 31, 2020, as previously issued in the Original Filing and as restated in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 29, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 16, 2021, our management and the Audit Committee concluded that our previously issued audited financial statements as previously revised in the First Amended Filing, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the financial statements as of December 31, 2020 and for the period September 1, 2020 (inception) through December 31, 2020 herein.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments.  For more information, see Item 9A included in this Annual Report on Form 10-K/A Amendment No. 2.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

As a result of the restatement described in Note 2 to the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 1, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $15.5 million.

Going Concern

As of December 31, 2020, we had $0.6 million in cash and working capital of approximately $1.0 million (not taking into account tax obligations of approximately $65,000 that may be paid using investment income earned from Trust Account). Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K/A Amendment No. 2 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on our financial position, results of our operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K/A Amendment No. 2 do not include any adjustments that might result from our inability to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Reference is made to Pages F-1 through F-24 comprising a portion of this Annual Report on Form 10-K/A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due to the material weakness in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements as described in the Note 2 to the accompanying financial statements. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants.  Since issuance on October 29, 2020, our warrants were accounted for as equity within our balance sheet.  On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on June 8, 2021. In addition, our management has concluded that our internal control resulted in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A Amendment No. 2 filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

LUX HEALTH TECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lux Health Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lux Health Tech Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 1, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 1, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred a net loss and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020 have been restated.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 19, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1 to which the date is June 7, 2021 and Notes 2, 8 and 12 – Amendment 2 to which the date is January 14, 2022.

LUX HEALTH TECH ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(Restated – See Note 2)

Assets:
Current assets:
Cash	$637,825
Prepaid expenses	448,780
Total current assets	1,086,605
Investments held in Trust Account	345,003,572
Total Assets	$346,090,177

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts Payable	$15,450
Accrued expenses	109,432
Franchise tax payable	65,255
Total current liabilities	190,137
Deferred underwriting commissions	12,075,000
Derivative warrant liabilities	43,409,000
Total liabilities	55,674,137

Commitments and Contingencies
Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Accumulated deficit	(54,584,823)
Total stockholders’ deficit	(54,583,960)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$346,090,177

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

General and administrative expenses	$183,040
General and administrative expenses - related party	593,330
Franchise tax expenses	65,255
Total operating expenses	(841,625)
Income from investments held in Trust Account	3,572
Financing costs - derivative warrant liabilities	(1,073,940)
Change in fair value of derivative warrant liabilities	(15,515,670)
Net loss	$(17,427,663)
Weighted average shares outstanding of Class A common stock, basic and diluted	18,554,622
Basic and diluted net loss per share, Class A common stock	$(0.65)
Weighted average shares outstanding of Class B common stock, basic and diluted	8,105,042
Basic and diluted net loss per share, Class B common stock	$(0.65)

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,137)	(37,157,160)	(37,181,297)
Net loss	—	—	—	—	—	(17,427,663)	(17,427,663)
Balance – December 31, 2020	—	$—	8,625,000	$863	$—	$(54,584,823)	$(54,583,960)

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period From September 1, 2020 (Inception) Through December 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(17,427,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation to Sponsor	593,330
Offering costs associated with derivative warrant liabilities	1,073,940
Change in fair value of derivative warrant liabilities	15,515,670
Income from investments held in Trust Account	(3,572)
Changes in operating assets and liabilities:
Prepaid expenses	(421,980)
Accounts payable	-
Accrued expenses	25,732
Franchise tax payable	65,255
Net cash used in operating activities	(579,288)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Expenses paid by Sponsor through related party note	8,322
Repayment of note payable to related party	(171,903)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,544,306)
Net cash provided by financing activities	346,217,113

Net increase in cash	637,825

Cash - beginning of the period	-
Cash - end of the period	$637,825

Supplemental disclosure of noncash financing activities:
Prepaid expenses included in notes payable - related party	$26,800
Offering costs included in accounts payable	$15,450
Offering costs included in accrued expenses	$83,700
Offering costs included in note payable - related party	$136,781
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Accretion of Class A common stock subject to possible redemption value	$37,181,297

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from September 1, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants and the Company’s classification of Public Shares and presentation of earnings per share. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Going Concern

As of December 31, 2020, the Company had approximately $0.6 million in cash and working capital of approximately $1.0 million (not taking into account tax obligations of approximately $65,000 that may be paid using investment income earned from Trust Account). Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company’s plans to raise capital and to consummate its initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on the Company’s financial position, results of its operations and/or search for a target company. The Company also needs to raise additional funds to meet its obligations and sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 —Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 29, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets.  After discussion and evaluation, with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.  The Company reassessed its accounting for Warrants issued on October 29, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and filed Amendment No. 1 to its Annual Report on Form 10-K.

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company re-evaluated its accounting for its redeemable Class A common stock and earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company concluded it should present all redeemable Class A common stock as temporary equity recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and correct its earnings per share presentation.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company is restating its previously issued audited financial statements as of December 31, 2020, and the annual period ending December 31, 2020 in this filing.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of stockholders’ equity (deficit), statement of operations earnings per share data, and statement of cash flows for the Affected Annual Period is presented below.

The restatement had no impact on total assets, total liabilities, net income (loss) and net cash flows from operating, investing or financing activities.

As of December 31, 2020	As Reported	Restatement No. 1 - Warrants Adjustment	Restatement No. 2 - Temporary Equity Adjustment	As Restated
Total assets	$346,090,177	$—	$—	$346,090,177
Total liabilities	$12,265,137	$43,409,000	$—	$55,674,137
Class A common stock subject to possible redemption	328,825,030	(43,409,000)	59,583,970	345,000,000
Preferred stock	—	—	—	—
Class A common stock	162	434	(596)	—
Class B common stock	863	—	—	863
Additional paid-in capital	5,243,708	17,182,506	(22,426,214)	—
Accumulated deficit	(244,723)	(17,182,940)	(37,157,160)	(54,584,823)
Total stockholders' equity (deficit)	$5,000,010	$—	$(59,583,970)	$(54,583,960)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$346,090,177	$—	$—	$346,090,177
Shares of Class A common stock subject to possible redemption	32,882,503	(4,340,900)	5,958,397	34,500,000
Shares of Class A common stock	1,617,497	4,340,900	(5,958,397)	—

For The Period From September 1, 2020 (inception) through December 31, 2020
	Total Stockholders' Equity (Deficit), As Reported on Original Form 10-K	Restatement No. 1 - Warrants Adjustment	Restatement No. 2 - Temporary Equity Adjustment	Total Stockholders' Equity (Deficit), As Restated
Balance - September 1, 2020 (inception)	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	25,000	—	—	25,000
Sale of units in initial public offering, less derivative liabilities for public
warrants	345,000,000	(18,400,000)	(326,600,000)	—
Offering costs	(19,855,237)	1,073,940	18,781,297	—
Accretion of Class A common stock subject to possible redemption to
redemption amount	—	—	(37,181,297)	(37,181,297)
Sale of private placement warrants to Sponsor in private placement	8,900,000	(8,900,000)	—	—
Common stock subject to possible redemption	(328,825,030)	43,409,000	285,416,030	—
Net loss	(244,723)	(17,182,940)	—	(17,427,663)
Balance - December 31, 2020	$5,000,010	$—	$(59,583,970)	$(54,583,960)

	Earnings Per Share
	As Reported on Original Form 10-K	Restatement No. 1 - Warrants Adjustment	Restatement No. 2 - Temporary Equity Adjustment	As Restated
Form 10-KA (December 31, 2020) - period ended December 31, 2020
Net loss	$(244,723)	$(17,182,940)	$—	$(17,427,663)
Weighted average shares outstanding - Class A common stock	32,910,507	(2,813,576)	(11,542,309)	18,554,622
Basic and diluted loss per share - Class A common stock	$—	$—	$(0.65)	$(0.65)
Weighted average shares outstanding - Class B common stock	8,959,895	1,513,184	(2,368,037)	8,105,042
Basic and diluted loss per share - Class B common stock	$(0.03)	$(1.63)	$1.01	$(0.65)

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Warrants were charged to stockholders’ equity and offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The Company issued 11,500,000 warrants in connection with the Initial Public Offering (the “Public Warrants”) 5,933,333 warrants in a Private Placement (the “Private Placement Warrants”). These warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The difference between the fair market value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants has been measured based on the listed market price of such Public Warrants. The Private Placement Warrants were measured by reference to the listed trading price of the Public Warrants at December 31, 2020.

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

Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,433,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For The Period from September 1, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(12,129,324)	$(5,298,339)

Denominator:
Basic and diluted weighted average common shares outstanding	18,554,622	8,105,042

Basic and diluted net loss per common share	$(0.65)	$(0.65)

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

Note 8— Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(18,400,000)
Class A ordinary share issuance costs	(18,781,297)
Plus:
Accretion of carrying value to redemption value	37,181,297
Class A ordinary share subject to possible redemption	$345,000,000

Note 9—Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 shares of Class A common stock outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheet. See Notes 2 and 8.

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

Note 10—Fair Value Measurements

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

Note 11—Income Taxes

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

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 12—Subsequent Events

On December 3, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the “Warrants”). The terms of the Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, other than the restatements described in Note 2 and contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated October 26, 2020. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities.(3)
10.1	Promissory Note issued in favor of Lux Encore Sponsor, LP, dated September 4, 2020. (2)
10.2	Letter Agreement, dated October 26, 2020, between the Company and the Sponsor. (1)
10.3	Letter Agreement, dated October 26, 2020, between the Company and each of its officers and directors. (1)
10.4	Investment Management Trust Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.5	Registration Rights Agreement, dated October 26, 2020, among the Company and certain security holders named therein. (1)
10.6	Indemnity Agreement, dated October 26, 2020, between the Company and Josh DeFonzo. (1)
10.7	Indemnity Agreement, dated October 26, 2020, between the Company and Peter Hébert. (1)
10.8	Indemnity Agreement, dated October 26, 2020, between the Company and Segolene Scarborough. (1)
10.9	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Bijan Salehizadeh. (1)
10.10	Indemnity Agreement, dated October 26, 2020, between the Company and Senator Joseph Robert “Bob” Kerrey. (1)
10.11	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Fred Moll. (1)
10.12	Securities Subscription Agreement, dated September 4, 2020, between Lux Health Tech Acquisition Corp. and Lux Encore Sponsor, LP. (2)
10.13	Sponsor Warrants Purchase Agreement, dated October 23, 2020, between the Company and the Sponsor. (1)
10.14	Forward Purchase Agreement, dated October 22, 2020, among the Company, Lux Ventures VI, L.P. and Lux Ventures VI Sidecar, L.P. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, initially filed with the SEC on October 22, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2022	Lux Health Tech Acquisition Corp.
	By:	/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Josh DeFonzo	Chief Executive Officer and Director	January 14, 2022
Josh DeFonzo	(Principal Executive Officer)
/s/ Segolene Scarborough	Chief Financial Officer and Treasurer	January 14, 2022
Segolene Scarborough	(Principal Financial and Accounting Officer)
/s/ Peter Hébert	Chairman of the Board of Directors	January 14, 2022
Peter Hébert