Form 10-K
period 2021-12-31
Lux Health Tech Acquisition Corp.
filed 2022-03-30
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2021, as reported on The Nasdaq Stock Market LLC, was approximately $341.2 million (based on the closing sales price of the common stock on June 30, 2021 of $9.89).

At March 30, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this annual report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our units trade on the Nasdaq under the symbol “LUXAU”. The common stock and warrants trade on Nasdaq under the symbols “LUXA” and “LUXAW,” respectively.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2021, we had approximately $418,000 in cash and a working capital of approximately $361,000 (not taking into account tax obligations of approximately $147,000 that may be paid using investment income earned from Trust Account and the convertible promissory note from the Sponsor at fair value of approximately $484,000). Further, our management expects to incur significant costs in pursuit of its acquisition plans. Management’s plans to raise capital and to consummate an initial business combination may not be successful, and we may need to raise additional funds to meet our obligations and sustain our operations. In order to finance transaction costs in connection with a business combination, the Sponsor may, but is not obligated to, provide working capital loans. As of December 31, 2021, there was $500,000 of borrowings under working capital loans outstanding.

However, in connection with management’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

On September 4, 2020, our sponsor paid an aggregate of $25,000, or approximately $0.003 per share, in exchange for the issuance of 8,625,000 shares of our Class B common stock, par value $0.0001. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. In October 2020, our sponsor transferred 40,000 founder shares to each of our independent directors at their original purchase price. The fair value of the 120,000 Founder shares granted to the independent directors was $7.41 per share, an aggregate of $889,200. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 5,933,333 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $8,900,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination. On December 3, 2021, our Sponsor agreed to provide a working capital loan in the form of a convertible promissory note, in the principal amount of $500,000. As of December 31, 2021, the entire balance of the convertible promissory note remained outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Loans.”

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

Of the net proceeds from our initial public offering, the sale of the private placement warrants and the sale of the forward purchase securities (assuming that the maximum number of forward purchase securities are sold), approximately $347,925,000 will be available to complete our initial business combination and pay related fees and expenses, after taking into account $12,075,000 of deferred underwriting commissions being held in the trust account and the offering expenses.

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

We issued 11,500,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 5,933,333 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liabilities. At each reporting period the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our statement of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Management and our Audit Committee concluded that it was appropriate to restate certain previously issued financial statements during 2021.  As part of such process, we identified a material weakness in our internal control over financial reporting, related to our inability to properly account for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

On March 30, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 4 holders of record of our Class B common stock and 2 holders of record of our warrants.

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

On October 29, 2020 we consummated our initial public offering of 30,000,000 units at $10.00 per unit, generating gross proceeds of $300 million. On October 29, 2020, the underwriters fully exercised their over-allotment option to purchase 4,500,000 additional units to cover over-allotments at $10.00 per unit, which generated additional gross proceeds of $45.0 million. Credit Suisse Securities (USA) LLC served as the sole book-running manager for the offering, and Stifel, Nicolaus & Company, Incorporated served as co-manager. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249427) that became effective on October 26, 2020.

We paid a total of $6,900,000 in underwriting discounts and commissions and approximately $880,000 for other costs and expenses related to the initial public offering. The underwriters agreed to defer an additional $12,075,000 in underwriting discounts and commissions, payable upon consummation of our initial business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,075,000 in underwriting discounts and commissions, which will be released from the trust account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants was $345,000,000, of which $345,000,000 (or $10.00 per unit sold in the initial public offering) was placed in the trust account. We reimbursed our sponsor and certain officers and directors to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Lux Health Tech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Lux Encore Sponsor, LP The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity from September 1, 2020 (inception) through October 29, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering through December 31, 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $27.1 million, which consisted of approximately $28.2 million in change in fair value of derivative warrant liabilities, approximately $16,000 in change in valuation of convertible promissory note, and approximately $22,000 of income from investments held in Trust Account, partly offset by approximately $1.2 million of loss from operations including approximately $979,000 of general and administrative expenses and approximately $204,000 of franchise tax expense.

For the period from September 1, 2020 (inception) through December 31, 2020, we had a net loss of approximately $17.4 million, which consisted of approximately $15.5 million in change in fair value of derivative warrant liabilities, approximately $1.1 million financing costs related to derivative warrant liabilities, approximately $183,000 of general and administrative expenses, approximately $593,000 related to loss on issuance of private placement warrants and approximately $65,000 of franchise tax expense, partly offset by approximately $4,000 of income from investments held in Trust Account.

Going Concern

As of December 31, 2021, we had approximately $418,000 in cash and working capital of approximately $361,000 (not taking into account tax obligations of approximately $147,000 that may be paid using investment income earned from Trust Account and the convertible promissory note from our Sponsor at fair value of approximately $484,000). Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate an initial business combination may not be successful. We also need to raise additional funds to meet our obligations and sustain our operations. In order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with Working Capital Loans. As of December 31, 2021, there was $500,000 of borrowings under Working Capital Loans outstanding.

However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

On December 3, 2021, we issued an unsecured convertible promissory note (the "Convertible promissory note -related party") in the principal amount of $500,000 to our Sponsor. The Convertible promissory note -related party does not bear interest and is repayable in full upon consummation of our initial business combination (a "Business Combination"). If we do not complete a Business Combination, the Convertible promissory note -related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note -related party, in whole or in part, to warrants of our Company, at a price of $1.50 per warrant. The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's initial public offering. The Convertible promissory note -related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note -related party and all other sums payable with regard to the Convertible promissory note -related party becoming immediately due and payable. At December 31, 2021, $500,000 was borrowed under the Convertible promissory note -related party.

Services Agreement

Commencing on January 11, 2021, we entered into the services agreement with an affiliate of our Sponsor to provide full-time support in our search for a business combination. We have agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the year ended December 31, 2021, we incurred approximately $164,000 of such support included as general and administrative expenses. The agreement was terminated on November 1, 2021 and as of December 31, 2021, nothing was due for such support.

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

Critical Accounting Policies and Estimates

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

Convertible promissory note – Related Party

We have elected the fair value option under ASC 825, “Financial Instruments” to account for our Convertible promissory note – related party with our Sponsor. Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. As a result of applying the fair value option, we record each draw at fair value with a valuation gain or loss recognized at issuance, and subsequent changes in fair value, as change in valuation of Convertible promissory note – related party on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. The determination of the fair value of the Convertible promissory note – related party is a significant estimate and may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Derivative Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which our warrants do not meet the criteria for equity classification and must  be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The determination of the fair value of derivative liabilities is a significant estimate and may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the accompanying balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants to purchase an aggregate of 17,433,333 issued in connection with the Initial Public Offering and Private Placement since their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of the ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting over the accounting for complex financial instruments. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of our financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Peter Hébert	43	Chairman
Josh DeFonzo	39	Chief Executive Officer and Director
Segolene Scarborough	41	Chief Financial Officer and Treasurer
Bijan Salehizadeh	47	Director
Joseph Robert “Bob” Kerrey	76	Director
Fred Moll	68	Director

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

Audit Committee

We have established an audit committee of the Board. Dr. Bijan Salehizadeh, Senator Joseph Robert “Bob” Kerrey and Dr. Fred Moll serve as members of our audit committee. Dr. Salehizadeh serves as the audit committee chairman. Under the Nasdaq listing standards and applicable SEC rules we are required to have at least three members of the audit committee, all of whom must be independent. Under Nasdaq listing standards and applicable SEC rules, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing and consist of all independent members within one year of listing. Dr. Bijan Salehizadeh, Senator Joseph Robert “Bob” Kerrey and Dr. Fred Moll each meet the independent director standard under the Nasdaq’s listing standard and under Rule 10A-3(b)(1) of the Exchange Act.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock; and
•	all our officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 8,625,000 shares of our Class B common stock outstanding as of March 30, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class.

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

Certain Relationships and Related Transactions

In September 2020, our sponsor acquired 8,625,000 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In October 2020, our sponsor transferred 40,000 founder shares each to Dr. Bijan Salehizadeh, Senator Joseph Robert “Bob” Kerrey and

Dr. Fred Moll. Additionally, the sponsor had agreed to forfeit up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 29, 2020, the underwriters fully exercised their over-allotment option; thus, these founder shares were no longer subject to forfeiture.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.  The aggregate fees of Marcum related to audit and review services in connection with our initial public offering and regulatory filings totaled approximately $62,155 for the year ended December 31, 2020 and approximately $156,045 for the year ended December 31, 2021.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2020 and December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees for tax return services, planning and tax advice. We paid Marcum $7,210 for tax preparation fees in the year ended December 31, 2021 for the 2020 tax year. There were no payments made in the period ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2020 and December 31, 2021.

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

Item 16. Form 10-K Summary

Not applicable

LUX HEALTH TECH ACQUISITION CORP.

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID # 688)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Deficit for the period from September 1, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 and	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lux Health Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lux Health Tech Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 1, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 30, 2022

LUX HEALTH TECH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$417,821	$637,825
Prepaid expenses	236,453	448,780
Total current assets	654,274	1,086,605
Investments held in Trust Account	345,025,321	345,003,572
Total Assets	$345,679,595	$346,090,177
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$260,790	$15,450
Accrued expenses	32,150	109,432
Franchise tax payable	147,442	65,255
Convertible promissory note – related party	483,705	—
Total current liabilities	924,087	190,137
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	15,167,000	43,409,000
Total Liabilities	28,166,087	55,674,137
Commitments and Contingencies
Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share at December 31, 2021 and 2020	345,000,000	345,000,000
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 non-redeemable shares outstanding at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Accumulated deficit	(27,487,355)	(54,584,823)
Total Stockholders' Deficit	(27,486,492)	(54,583,960)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,679,595	$346,090,177

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period From September 1, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$978,762	$183,040
Franchise tax expenses	203,814	65,255
Loss from operations	(1,182,576)	(248,295)
Other income (expense)
Income from investments held in Trust Account	21,749	3,572
Financing costs – derivative warrant liabilities	—	(1,073,940)
Loss on issuance of private placement warrants	—	(593,330)
Change in valuation of Convertible promissory note - related party	16,295	—
Change in fair value of derivative warrant liabilities	28,242,000	(15,515,670)
Net income (loss)	$27,097,468	$(17,427,663)
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	18,554,622
Basic and diluted net income (loss) per share, Class A common stock	$0.63	$(0.65)
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,105,042
Basic and diluted net income (loss) per share, Class B common stock	$0.63	$(0.65)

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Period from September 1, 2020 (Inception) through December 31, 2020 and Year Ended December 31, 2021

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(24,137)	(37,157,160)	(37,181,297)
Net loss	—	—	—	—	—	(17,427,663)	(17,427,663)
Balance - January 1, 2021	—	$—	8,625,000	$863	$—	$(54,584,823)	$(54,583,960)
Net income	—	—	—	—	—	27,097,468	27,097,468
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(27,487,355)	$(27,486,492)

The accompanying notes are an integral part of these financial statements.

LUX HEALTH TECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period From September 1, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$27,097,468	$(17,427,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on issuance of private placement warrants	—	593,330
Offering costs associated with derivative warrant liabilities	—	1,073,940
Change in fair value of derivative warrant liabilities	(28,242,000)	15,515,670
Change in valuation of Convertible promissory note - related party	(16,295)	—
Income from investments held in Trust Account	(21,749)	(3,572)
Changes in operating assets and liabilities:
Prepaid expenses	212,327	(421,980)
Accounts payable	260,790	—
Accrued expenses	(77,282)	25,732
Franchise tax payable	82,187	65,255
Net cash used in operating activities	(704,554)	(579,288)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	—	(345,000,000)
Cash Flows from Financing Activities:
Expenses paid by Sponsor through related party note	—	8,322
Repayment of note payable to related party	—	(171,903)
Offering costs paid	(15,450)	(7,544,306)
Proceeds from Convertible promissory note	500,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received for private placement warrants	—	8,900,000
Net cash provided by financing activities	484,550	346,217,113
Net (decrease) increase in cash	(220,004)	637,825
Cash - beginning of the period	637,825	—
Cash - end of the period	$417,821	$637,825
Supplemental disclosure of noncash financing activities:
Prepaid expenses included in notes payable - related party	$—	$26,800
Offering costs included in accounts payable	$—	$15,450
Offering costs included in accrued expenses	$—	$83,700
Offering costs included in note payable - related party	$—	$136,781
Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000
Remeasurement of Class A common stock subject to possible redemption	$—	$37,181,297

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company’s fiscal year end is December 31.

The Company’s sponsor is Lux Encore Sponsor, LP, a Delaware limited liability company and an affiliate of certain of the Company’s officers and directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2020. On October 29, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 4,500,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million. Offering costs incurred totaled $19.9 million, consisting of $12.1 million of deferred underwriting commissions (see Note 5), and $7.8 million of other offering costs. Of the total costs incurred, approximately $1.1 million was recognized as an expense on the statement of operations for the period ended December 31, 2020, as the amount was related to the warrants recognized as liabilities.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern

As of December 31, 2021, the Company had approximately $418,000 in cash and a working capital of approximately $361,000 (not taking into account tax obligations of approximately $147,000 that may be paid using investment income earned from Trust Account and the convertible promissory note from the Sponsor at fair value of approximately $484,000). Further, management expects to incur significant costs in pursuit of its acquisition plans. The Company’s plans to raise capital and to consummate an initial business combination may not be successful, and it may need to raise additional funds to meet its obligations and sustain its operations. In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there was $500,000 of borrowings under Working Capital Loans outstanding.

However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about its ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

2. Significant Accounting Policies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents present.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and
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

As of December 31, 2021 and 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Convertible Promissory Note – Related Party

The Company has elected the fair value option, under FASB ASC Topic 825, “Financial Instruments,” to account for its Convertible promissory note – related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a valuation gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Convertible promissory note – related party on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. The determination of the fair value of the Convertible promissory note – related party is a significant estimate and may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. The fair value of the warrants issued in the Private Placement were estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Loss on Issuance of Private Placement Warrants

Pursuant to ASC Topic 718, “Share-based Compensation,” the Company recognized a non-cash compensation charge for the excess of the amount paid by the Sponsor of the fair value of the Private Placement Warrants, reflected as loss on issuance of private placement warrants on the accompanying statement of operations.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit. See Note 7.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants to purchase an aggregate of 17,433,333 issued in connection with the Initial Public Offering and Private Placement since their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the year ended December 31, 2021 and for the period from September 1, 2020 (inception) through December 31, 2020:

	Year Ended December 31, 2021		For the Period From September 1, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$21,677,974	$5,419,494	$(12,129,324)	$(5,298,339)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	18,554,622	8,105,042
Basic and diluted net income (loss) per common share	$0.63	$0.63	$(0.65)	$(0.65)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU -2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

4. Related Party Transactions.

Founder Shares

On September 4, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. In October 2020, the Sponsor transferred 40,000 Founder Shares to each of three independent directors, a total of 120,000 Founder Shares. The fair value of the 120,000 Founder shares granted to each independent directors was $296,400 each, or $7.41 per share, or $889,200 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-

based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The underwriters exercised their over-allotment option in full on October 29, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

On September 4, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of October 29, 2020, the Company borrowed approximately $172,000 under the Note. The Company repaid the Note in full on October 30, 2020. During the period from September 1, 2020 through December 31, 2020, the Sponsor paid certain expenses on behalf of the Company totaling $5,555 that were repaid to the Sponsor with no balance remaining as of December 31, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust

Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On December 3, 2021, the Company issued an unsecured promissory note (the "Convertible promissory note -related party") in the principal amount of $500,000 to the Sponsor. The Convertible promissory note -related party does not bear interest and is repayable in full upon consummation of the Company's initial business combination (a "Business Combination"). If the Company does not complete a Business Combination, the Convertible promissory note -related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note -related party, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the "warrants"). The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's initial public offering. The Convertible promissory note -related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note -related party and all other sums payable with regard to the Convertible promissory note -related party becoming immediately due and payable. At December 31, 2021, $500,000 was borrowed under the Convertible promissory note -related party. This Company elected to measure the convertible promissory note-related party at fair value (See Note 9). At December 31, 2021, the fair value of the Convertible promissory note was approximately $484,000. The change in valuation of the Convertible promissory note in the year ended December 31, 2021 was approximately $16,000, presented on the accompanying statements of operations.

Services Agreement

Commencing on January 11, 2021, the Company entered into a services agreement with an affiliate of its Sponsor to provide full-time support in search for a business combination. The Company agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the year ended December 31, 2021, we incurred approximately $164,000 of such support included as general and administrative expenses on the accompanying statements of operations. The agreement was terminated on November 1, 2021, and as of December 31, 2021, no amounts were due for such support.

5. Commitments and Contingencies.

Registration Rights

Pursuant to the registration rights agreement entered into on October 26, 2020, the holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Share), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

6. Derivative Warrant Liabilities.

As of December 31, 2021 and 2020, the Company had 11,500,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding he above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible redemption.

As of December 31, 2021 and 2020, Class A common stock reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(18,400,000)
Class A ordinary share issuance costs	(18,781,298)
Plus:
Remeasurement of carrying value to redemption value	37,181,298
Class A ordinary share subject to possible redemption	$345,000,000

8. Stockholder’s Deficit.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying balance sheets. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

9. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,025,321	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$10,005,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$5,162,000	$—
Convertible promissory note - related party	$—	$—	$483,705

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,003,572	$—	$—
Liabilities
Derivative warrant liabilities - Public Warrants	$28,635,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$14,774,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the year ended December 31, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

As of December 31, 2021 and 2020, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants. For the year ended December 31, 2021, the Company recognized income on the statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $28.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the period from September 1, 2020 (inception)

through December 31, 2020, the Company recognized a loss of approximately $15.5 million, resulting from an increase in the fair value of derivative warrant liabilities.

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

Convertible Promissory Note – Related Party

The Company measured the fair value of the convertible promissory note – related party under a with or without method utilizing a compound option methodology. The estimated fair value of the Convertible promissory note is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At December 3, 2021	At December 31, 2021
Stock Price	$9.88	$9.80
Fair value of warrant	$1.04	$0.87
Volatility	13.92%	13.31%
Risk-free rate	1.18%	1.30%
Time to Expected Payout Date	0.65	0.58

The following table presents the changes in the fair value of the Level 3 Convertible promissory note:

Fair value at January 1, 2021	$—
Proceeds received through Convertible promissory note - related party	500,000
Change in valuation	(16,295)
Convertible promissory note - related party at December 31, 2021	$483,705

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021 for the Convertible promissory note.

10. Income Taxes.

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2021	For the Period From September 1, 2020 (Inception) Through December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(243,774)	(51,392)
State	—	—
Valuation allowance	243,774	51,392
Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$243,978	$38,438
Net operating loss carryforwards	51,188	12,954
Total deferred tax assets	295,166	51,392
Valuation allowance	(295,166)	(51,392)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and period from September 1, 2020 (date of inception) to December 31, 2020, the change in valuation allowance was $243,774 and $51,392, respectively. As of December 31, 2021 and 2020, the Company has $243,748 and $61,683 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year Ended December 31, 2021	For the Period From September 1, 2020 (Inception) Through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(21.9)%	(18.7)%
Financing costs - derivative warrant liabilities	(0.0)%	(2.0)%
Gain on issuance of Convertible promissory note	(0.0)%	—%
Change in fair value of Convertible promissory note	(0.0)%	—%
Change in valuation allowance	0.9%	(0.3)%
Income Taxes Benefit	(0.0)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception.

11. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, dated October 26, 2020. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities.(3)
10.1	Promissory Note issued in favor of Lux Encore Sponsor, LP, dated September 4, 2020. (2)
10.2	Letter Agreement, dated October 26, 2020, between the Company and the Sponsor. (1)
10.3	Letter Agreement, dated October 26, 2020, between the Company and each of its officers and directors. (1)
10.4	Investment Management Trust Agreement, dated October 26, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.5	Registration Rights Agreement, dated October 26, 2020, among the Company and certain security holders named therein. (1)
10.6	Indemnity Agreement, dated October 26, 2020, between the Company and Josh DeFonzo. (1)
10.7	Indemnity Agreement, dated October 26, 2020, between the Company and Peter Hébert. (1)
10.8	Indemnity Agreement, dated October 26, 2020, between the Company and Segolene Scarborough. (1)
10.9	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Bijan Salehizadeh. (1)
10.10	Indemnity Agreement, dated October 26, 2020, between the Company and Senator Joseph Robert “Bob” Kerrey. (1)
10.11	Indemnity Agreement, dated October 26, 2020, between the Company and Dr. Fred Moll. (1)
10.12	Securities Subscription Agreement, dated September 4, 2020, between Lux Health Tech Acquisition Corp. and Lux Encore Sponsor, LP. (2)
10.13	Sponsor Warrants Purchase Agreement, dated October 23, 2020, between the Company and the Sponsor. (1)
10.14	Forward Purchase Agreement, dated October 22, 2020, among the Company, Lux Ventures VI, L.P. and Lux Ventures VI Sidecar, L.P. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, initially filed with the SEC on October 22, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 19, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Lux Health Tech Acquisition Corp.
	By:	/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Josh DeFonzo	Chief Executive Officer and Director	March 30, 2022
Josh DeFonzo	(Principal Executive Officer)
/s/ Segolene Scarborough	Chief Financial Officer and Treasurer	March 30, 2022
Segolene Scarborough	(Principal Financial and Accounting Officer)
/s/ Peter Hébert	Chairman of the Board of Directors	March 30, 2022
Peter Hébert