Form 10-Q
period 2022-03-31
Lux Health Tech Acquisition Corp.
filed 2022-05-13
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

LUX HEALTH TECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

LUX HEALTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,2021
	(Unaudited)
Assets:
Current assets:
Cash	$128,617	$417,821
Prepaid expenses	209,778	236,453
Total current assets	338,395	654,274
Investments held in Trust Account	345,052,215	345,025,321
Total Assets	$345,390,610	$345,679,595

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$308,310	$260,790
Accrued expenses	46,706	32,150
Franchise tax payable	49,365	147,442
Convertible promissory note – related party	481,636	483,705
Total current liabilities	886,017	924,087
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	7,322,000	15,167,000
Total Liabilities	20,283,017	28,166,087

Commitments and Contingencies

Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable sahes outstanding at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Accumulated deficit	(19,893,270)	(27,487,355)
Total Stockholders' Deficit	(19,892,407)	(27,486,492)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,390,610	$345,679,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$230,513	$285,162
General and administrative expenses - related party	-	42,916
Franchise tax expenses	49,365	49,138
Loss from operations	(279,878)	(377,216)
Other income
Income from investments held in Trust Account	26,894	5,186
Change in valuation of Convertible promissory note – related party	2,069	-
Change in fair value of derivative warrant liabilities	7,845,000	17,956,330
Total other income	7,873,963	17,961,516
Net income	$7,594,085	$17,584,300

Basic and diluted weighted average shares outstanding of Class A common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock	$0.18	$0.41

Basic and diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.18	$0.41

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	8,625,000	$863	$-	$(27,487,355)	$(27,486,492)
Net income	-	-	-	-	-	7,594,085	7,594,085
Balance – March 31, 2022 (unaudited)	-	$-	8,625,000	$863	$-	$(19,893,270)	$(19,892,407)

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	8,625,000	$863	$-	$(54,584,823)	$(54,583,960)
Net income	-	-	-	-	-	17,584,300	17,584,300
Balance - March 31, 2021 (unaudited)	-	$-	8,625,000	$863	$-	$(37,000,523)	$36,999,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,594,085	$17,584,300
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,845,000)	(17,956,330)
Change in fair value of working capital loan – related party	(2,069)	-
Income from investments held in Trust Account	(26,894)	(5,186)
Changes in operating assets and liabilities:
Prepaid expenses	26,675	78,787
Accounts payable	47,520	38,262
Accrued expenses	14,556	71,171
Franchise tax payable	(98,077)	(15,940)
Net cash used in operating activities	(289,204)	(204,936)

Cash Flows from Financing Activities:
Offering costs paid	-	(15,450)
Net cash used in financing activities	-	(15,450)

Net decrease in cash	(289,204)	(220,386)

Cash - beginning of the period	417,821	637,825
Cash - end of the period	$128,617	$417,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Description of Organization, Business Operations and Basis of Presentation.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company’s  fiscal year end is December 31.

The Company’s sponsor is Lux Encore Sponsor, LP, a Delaware limited liability company and an affiliate of certain of the Company’s officers and directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2020. On October 29, 2020, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 4,500,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million. Offering costs incurred totaled $19.9 million, consisting of $12.1 million of deferred underwriting commissions (see Note 5), and $7.8 million of other offering costs. Of the total costs incurred, approximately $1.1 million was recognized as an expense as the amount was related to the warrants recognized as liabilities.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2022.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2022, the Company had approximately $129,000 in cash and a working capital deficit of approximately $17,000 (not taking into account tax obligations of approximately $49,000 that may be paid using investment income earned from Trust Account and the Convertible promissory note – related party (defined below) from the Sponsor at fair value of approximately $482,000). Further, management expects to incur significant costs in pursuit of its acquisition plans. The Company’s plans to raise capital and to consummate an initial business combination may not be successful, and it may need to raise additional funds to meet its obligations and sustain its operations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there was $500,000 in principal borrowings outstanding under Working Capital Loans.

In connection with our assessment of going concern considerations, in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we determined that the mandatory liquidation and subsequent dissolution as well as working capital deficit raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 29, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents present.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Convertible Promissory Note - Related Party

The Company has elected the fair value option, under FASB ASC Topic 825, “Financial Instruments,” to account for the Convertible promissory note - related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a valuation gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of the Convertible promissory note - related party on the unaudited condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. The determination of the fair value of the Convertible promissory note - related party is a significant estimate and may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants. The fair value of the warrants issued in the Private Placement were estimated by reference to the listed market price of the Public Warrants. The determination of the fair value of derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses on the Company’s statements of operations.  Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022, and December 31, 2021, the Company had deferred tax assets with full valuation allowances against them.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$6,075,268	$1,518,817	$14,067,440	$3,516,860
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.18	$0.18	$0.41	$0.41

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

4. Related Party Transactions.

Founder Shares

On September 4, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. In October 2020, the Sponsor transferred 40,000 Founder Shares to each of three independent directors, a total of 120,000 Founder Shares. The fair value of the 120,000 Founder shares granted to each independent directors was $296,400 each, or $7.41 per share, or $889,200 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The underwriters exercised their over-allotment option in full on October 29, 2020; thus, the 1,125,000 Founder Shares are no longer subject to forfeiture.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 3, 2021, the Company issued an unsecured promissory note (the “Convertible promissory note - related party”) in the principal amount of $500,000 to the Sponsor. The Convertible promissory note - related party does not bear interest and is repayable in full upon consummation of the Company's initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the “warrants”). The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable. At March 31, 2022 and December 31, 2021, the principal amount of $500,000 was outstanding under the Convertible promissory note - related party. This Company elected to measure the Convertible promissory note - related party at fair value (See Note 9). At March 31, 2022 and December 31, 2021, the fair value of the Convertible promissory note - related party was approximately $482,000 and $484,000, respectively. The change in valuation of the Convertible promissory note in the three months ended March 31, 2022 was approximately $2,000, presented on the accompanying unaudited condensed statements of operations.

Services Agreement

Commencing on January 11, 2021, the Company entered into a services agreement with an affiliate of its Sponsor to provide full-time support in search for a business combination. The Company agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the three months ended March 31, 2021, we incurred approximately $43,000 of such support included as general and administrative expenses on the accompanying statements of operations. The agreement was terminated on November 1, 2021, as such, no amounts were incurred in the three months ended March 31, 2022 and no amounts were due for such support as of March 31, 2022.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

6. Derivative Warrant Liabilities.

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Temporary Equity - Class A Common Stock Subject to Possible Redemption.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible redemption.

Class A common stock reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(18,400,000)
Class A ordinary share issuance costs	(18,781,298)
Plus:
Remeasurement of carrying value to redemption value	37,181,298
Class A ordinary share subject to possible redemption	$345,000,000

8. Stockholder’s Deficit.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying unaudited condensed balance sheets. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the Company’s stockholders, except as otherwise required by law.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,052,215	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$4,830,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$2,492,000	$-
Convertible promissory note - related party	$-	$-	$481,636

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,025,321	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$10,005,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$5,162,000	$-
Convertible promissory note - related party	$-	$-	$483,705

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended March 31, 2022.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

As of March 31, 2022, and December 31, 2021, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants. For the three months ended March 31, 2022, the Company recognized income resulting from a decrease in the fair value of derivative warrant liabilities of approximately $7.8 million. For three months ended March 31, 2021, the Company recognized a gain of approximately $18.0 million, resulting from a decrease in the fair value of derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Convertible Promissory Note - Related Party

The Company measured the fair value of the Convertible promissory note - related party under a with or without method utilizing a compound option methodology. The estimated fair value of the Convertible promissory note - related party is determined using Level 3 inputs. The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At December 31, 2021	At March 31, 2022
Stock Price	$9.80	$9.86
Fair value of warrant	$0.87	$0.42
Volatility	13.31%	5.92%
Risk-free rate	1.30%	2.39%
Time to Expected Payout Date	0.58	0.33

The following table presents the changes in the fair value of the Level 3 Convertible promissory note - related party:

Convertible promissory note - related party at December 31, 2021	$483,705
Change in fair value of the Convertible promissory note - related party	(2,069)
Convertible promissory note - related party at March 31, 2022	$481,636

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022, for the Convertible promissory note - related party.

10. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Lux Health Tech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Lux Encore Sponsor, LP The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “unaudited condensed financial statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the unaudited condensed financial statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “continue,” “could,” “should,” “would,” “possible,” “potential,” “predict,” “seek” and variations and similar words and expressions may identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial Business Combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties; or
•	our financial performance following the Initial Public Offering.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-

looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 and this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity from September 1, 2020 (inception) through October 29, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering through March 31, 2022, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $7.6 million, which consisted of approximately $7.8 million in change in fair value of derivative warrant liabilities, approximately $2,000 in change in valuation of the Convertible promissory note - related party, and approximately $27,000 of income from investments held in Trust Account, partly offset by approximately $280,000 of loss from operations including approximately $231,000 of general and administrative expenses and approximately $49,000 of franchise tax expense.

For the three months ended March 31, 2021, we had a net income of approximately $17.6 million, which consisted of approximately $18.0 million in change in fair value of derivative warrant liabilities and approximately $5,000 of income from investments held in Trust Account, partly offset by approximately $377,000 of loss from operations including approximately $285,000 of general and administrative expenses, approximately $43,000 of general and administrative expenses – related party, and approximately $49,000 of franchise tax expense.

Going Concern

As of March 31, 2022, we had approximately $129,000 in cash and working capital deficit of approximately $17,000 (not taking into account tax obligations of approximately $49,000 that may be paid using investment income earned from Trust Account and the Convertible promissory note - related party from our Sponsor at fair value of approximately $482,000). Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate an initial business combination may not be successful. We also need to raise additional funds to meet our obligations and sustain our operations. In order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with Working Capital Loans. As of March 31, 2022, there was $500,000 of principal borrowings under Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations, in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution as well as working capital deficit raise substantial doubt about its ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 29, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In October 2020, the Sponsor transferred 40,000 Founder Shares to each of three independent directors, a total of 120,000 Founder Shares. The fair value of the 120,000 Founder shares granted to each independent directors was $296,400 each, or $7.41 per share, or $889,200 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On December 3, 2021, we issued an unsecured the convertible promissory note (the “Convertible promissory note -related party”) in the principal amount of $500,000 to our Sponsor. The Convertible promissory note -related party does not bear interest and is repayable in full upon consummation of our initial business combination (a “Business Combination”). If we do not complete a Business Combination, the Convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of our Company, at a price of $1.50 per warrant. The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable. At March 31, 2022 and December 31, 2021, the principal amount of $500,000 was outstanding under the Convertible promissory note - related party.

Services Agreement

Commencing on January 11, 2021, we entered into a services agreement with an affiliate of our Sponsor to provide full-time support in our search for a business combination. We agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the three months ended March 31, 2021, we incurred approximately $43,000 of such support included as general and administrative expenses. The agreement was terminated on November 1, 2021 and as such, nothing was incurred in the three months ended March 31, 2022 and no amounts were due for such support at March 31, 2022.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, if we had used estimates different from any of these, our unaudited condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022, from those set forth in “Critical Accounting Policies and Estimates” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting over the accounting for complex financial instruments. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022 (“Form 10-K”), which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

LUX HEALTH TECH ACQUISITION CORP.

Date: May 13, 2022		/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date: May 13, 2022		/s/ Segolene Scarborough
	Name:	Segolene Scarborough
	Title:	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)