Form 10-Q
period 2022-06-30
Lux Health Tech Acquisition Corp.
filed 2022-08-12
CIK 1823767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

LUX HEALTH TECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

LUX HEALTH TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$25,279	$417,821
Prepaid expenses	125,834	236,453
Total current assets	151,113	654,274
Investments held in Trust Account	345,533,790	345,025,321
Total Assets	$345,684,903	$345,679,595

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$337,220	$260,790
Accrued expenses	249,634	32,150
Franchise tax payable	99,228	147,442
Income taxes payable	34,586	-
Convertible promissory note – related party	477,063	483,705
Total current liabilities	1,197,731	924,087
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	2,615,000	15,167,000
Total Liabilities	15,887,731	28,166,087

Commitments and Contingencies

Class A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.001 and $10.000 per share at June 30, 2022 and December 31, 2021, respectively	345,031,707	345,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares outstanding at June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Accumulated deficit	(15,235,398)	(27,487,355)
Total Stockholders' Deficit	(15,234,535)	(27,486,492)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$345,684,903	$345,679,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$418,320	$336,563	$648,833	$621,725
General and administrative expenses - related party	-	46,755	-	89,671
Franchise tax expenses	50,663	51,463	100,028	100,601
Loss from operations	(468,983)	(434,781)	(748,861)	(811,997)
Other income
Income from investments held in Trust Account	481,575	5,244	508,469	10,430
Change in valuation of Convertible promissory note - related party	4,573	-	6,642	-
Change in fair value of derivative warrant liabilities	4,707,000	2,440,670	12,552,000	20,397,000
Total other income	5,193,148	2,445,914	13,067,111	20,407,430
Income before income taxes	4,724,165	2,011,133	12,318,250	19,595,433
Income tax expense	34,586	-	34,586	-
Net income	$4,689,579	$2,011,133	$12,283,664	$19,595,433

Basic and diluted weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock	$0.11	$0.05	$0.28	$0.45

Basic and diluted weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.11	$0.05	$0.28	$0.45

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(27,487,355)	$(27,486,492)
Net income	-	-	-	-	-	7,594,085	7,594,085
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(19,893,270)	(19,892,407)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(31,707)	(31,707)
Net income	-	-	-	-	-	4,689,579	4,689,579
Balance - June 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(15,235,398)	$(15,234,535)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	8,625,000	$863	$-	$(54,584,823)	$(54,583,960)
Net income	-	-	-	-	-	17,584,300	17,584,300
Balance - March 31, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(37,000,523)	$(36,999,660)
Net income	-	-	-	-	-	2,011,133	2,011,133
Balance - June 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(34,989,390)	$(34,988,527)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUX HEALTH TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$12,283,664	$19,595,433
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,552,000)	(20,397,000)
Change in fair value of working capital loan – related party	(6,642)	-
Income from investments held in Trust Account	(508,469)	(10,430)
Changes in operating assets and liabilities:
Prepaid expenses	110,619	234,628
Accounts payable	76,430	199,055
Accrued expenses	217,484	790
Franchise tax payable	(48,214)	33,923
Income taxes payable	34,586	-
Net cash used in operating activities	(392,542)	(343,601)

Cash Flows from Financing Activities:
Offering costs paid	-	(15,450)
Net cash used in financing activities	-	(15,450)

Net decrease in cash	(392,542)	(359,051)

Cash - beginning of the period	417,821	637,825
Cash - end of the period	$25,279	$278,774

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$31,707	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company’s  fiscal year end is December 31.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern

As of June 30, 2022, the Company had approximately $25,000 in cash and a working capital deficit of approximately $1,047,000, including the Convertible promissory note – related party (defined below) from the Company’s Sponsor. As of June 30, 2022, the Company has an excess of fair value over the amount deposited in the Trust Account available to draw to pay tax obligations of approximately $134,000.  Further, management expects to incur significant costs in pursuit of its acquisition plans. The Company’s plans to raise capital and to consummate an initial business combination may not be successful, and it may need to raise additional funds to meet its obligations and sustain its operations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022, there was $500,000 in principal borrowings outstanding under Working Capital Loans. On July 25, 2022, the Company borrowed from the Sponsor an additional $500,000 to cover ongoing expenses pursuant to the Second convertible promissory note – related party (Note 4). This loan is non-interest bearing and payable upon the completion of a Business Combination.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents present.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of $250,000, and any cash held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.73% and 0.28% , respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0.00%. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$3,751,663	$937,916	$1,608,906	$402,227	$9,826,931	$2,456,733	$15,676,346	$3,919,087
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.11	$0.11	$0.05	$0.05	$0.28	$0.28	$0.45	$0.45

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In October 2020, the Sponsor transferred 40,000 Founder Shares to each of three independent directors, a total of 120,000 Founder Shares. The fair value of the 120,000 Founder shares granted to each independent directors was $296,400 each, or $7.41 per share, or $889,200 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On December 3, 2021, the Company issued an unsecured promissory note (the “Convertible promissory note - related party”) in the principal amount of $500,000 to the Sponsor. The Convertible promissory note - related party does not bear interest and is repayable in full upon consummation of the Company's initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the “warrants”). The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable. At June 30, 2022 and December 31, 2021, the principal amount of $500,000 was outstanding under the Convertible promissory note - related party. This Company elected to measure the Convertible promissory note - related party at fair value (See Note 9). At June 30, 2022 and December 31, 2021, the fair value of the Convertible promissory note - related party was approximately $477,000 and $484,000, respectively. The change in valuation of the Convertible promissory note in the three and six months ended June 30, 2022 was approximately $5,000 and $7,000, respectively, presented on the accompanying unaudited condensed statements of operations.

On July 25, 2022, the Company issued an unsecured promissory note (the “Second convertible promissory note – related party”) in the principal amount of $500,000 to the Sponsor. The Second convertible promissory note – related party does not bear interest and is repayable in full upon consummation of a Business Combination.  If the Company does not complete a Business Combination, the Second convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the “warrants”). The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Second convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable.

Services Agreement

Commencing on January 11, 2021, the Company entered into a services agreement with an affiliate of its Sponsor to provide full-time support in search for a business combination. The Company agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the three and six months ended June 30, 2021, we incurred approximately $47,000 and $90,000, respectively, of such support included as general and administrative expenses on the accompanying statements of operations. The agreement was terminated on November 1, 2021, as such, no amounts were incurred in the three and six months ended June 30, 2022 and no amounts were due for such support as of June 30, 2022.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Equity Success Fee

In May 2022, the Company has entered into a fee arrangement with an advisor in connection with its search for a prospective initial business combination that includes a $40,000 cash component and an equity component. As part of the arrangement, upon the successful closing of a specified business combination, the Company has agreed to grant the advisor $40,000 in value of common shares of the company surviving the transaction. As of June 30, 2022, $28,000 of such services was recognized within general and administrative expenses in the three and six months ended June 30, 2022, of which $10,000 was paid and $18,000 was accrued, and included in accrued expenses on the accompanying condensed balance sheets as of June 30, 2022.

6. Derivative Warrant Liabilities.

As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

Note 7. Temporary Equity - Class A Common Stock Subject to Possible Redemption.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding subject to possible redemption.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A common stock reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(18,400,000)
Class A common stock issuance costs	(18,781,298)
Plus:
Remeasurement of carrying value to redemption value	37,181,298
Class A common stock subject to possible redemption, December 31, 2021	$345,000,000
Remeasurement of Class A common stock subject to possible redemption carrying value to redemption value	31,707
Class A common stock subject to possible redemption, June 30, 2022	$345,031,707

8. Stockholders’ Deficit.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying unaudited condensed balance sheets. See Note 7.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

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

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,533,790	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$1,725,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$890,000	$-
Convertible promissory note - related party	$-	$-	$477,063

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$345,025,321	$-	$-

Liabilities
Derivative warrant liabilities - Public Warrants	$10,005,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$5,162,000	$-
Convertible promissory note - related party	$-	$-	$483,705

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three and six months ended June 30, 2022 and 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

As of June 30, 2022, and December 31, 2021, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Accordingly, the Private Placement Warrants were measured at fair value by reference to the listed market price of the Public Warrants. For three and six months ended June 30, 2022, the Company recognized a gain of approximately $4.7 million and $12.6 million, respectively, resulting from a decrease in the fair value of derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2021, the Company recognized income resulting from a decrease in the fair value of derivative warrant liabilities of approximately $2.4 million and $20.4 million, respectively.

LUX HEALTH TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	At December 31, 2021	At June 30, 2022
Stock Price	$9.80	$9.89
Fair value of warrant	$0.87	$0.15
Volatility	13.31%	1.29%
Risk-free rate	1.30%	2.97%
Time to Expected Payout Date	0.58	0.32

The following table presents the changes in the fair value of the Level 3 Convertible promissory note - related party:

Convertible promissory note - related party at December 31, 2021	$483,705
Change in fair value of Convertible promissory note - related party	(2,069)
Convertible promissory note - related party at March 31, 2022	481,636
Change in fair value of Convertible promissory note - related party	(4,573)
Convertible promissory note - related party at June 30, 2022	$477,063

10. Subsequent Events.

On July 25, 2022, the Company issued an unsecured promissory note (the “Second convertible promissory note – related party”) in the principal amount of $500,000 to the Sponsor. The Second convertible promissory note – related party does not bear interest and is repayable in full upon consummation of a Business Combination.  If the Company does not complete a Business Combination, the Second convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant (the “warrants”). The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Second convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable.

On July 27, 2022, the Company withdrew $269,000 of the interest earned on the Trust Account to pay franchise and income taxes.

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

Results of Operations

Our entire activity from September 1, 2020 (inception) through October 29, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering through June 30, 2022, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $4.7 million, which consisted of approximately $4.7 million in change in fair value of derivative warrant liabilities, approximately $5,000 in change in valuation of the Convertible promissory note - related party, and approximately $482,000 of income from investments held in Trust Account, partly offset by approximately $469,000 of loss from operations including approximately $418,000 of general and administrative expenses, and approximately $51,000 of franchise tax expense, as well as approximately $35,000 of income tax expense.

For the three months ended June 30, 2021, we had net income of approximately $2.0 million, which consisted of an approximately $2.4 million in change in fair value of derivative warrant liabilities, and approximately $5,000 of income from investments held in Trust Account, partly offset by approximately $435,000 of loss from operations including approximately $383,000 of general and administrative expenses and approximately $51,000 of franchise tax expense.

For the six months ended June 30, 2022, we had net income of approximately $12.3 million, which consisted of approximately $12.6 million in change in fair value of derivative warrant liabilities, approximately $7,000 in change in valuation of the Convertible promissory note - related party, and approximately $508,000 of income from investments held in Trust Account, partly offset by approximately $749,000 of loss from operations including approximately $649,000 of general and administrative expenses, and approximately $100,000 of franchise tax expense, as well as approximately $35,000 of income tax expense.

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

Our Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.73% and 0.28%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0.00%. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets.

Going Concern

As of June 30, 2022, the Company had approximately $25,000 in cash and a working capital deficit of approximately $1,047,000, including the Convertible promissory note – related party (defined below) from the Company’s Sponsor. As of June 30, 2022, the Company has an excess of fair value over the amount deposited in the Trust Account available to draw to pay tax obligations of approximately $134,000.  Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate an initial business combination may not be successful. We also need to raise additional funds to meet our obligations and sustain our operations. In order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with Working Capital Loans. As of June 30, 2022, there was $500,000 of principal borrowings under Working Capital Loans outstanding.

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

In October 2020, the Sponsor transferred 40,000 Founder Shares to each of three independent directors, a total of 120,000 Founder Shares. The fair value of the 120,000 Founder shares granted to each independent directors was $296,400 each, or $7.41 per share, or $889,200 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On December 3, 2021, we issued an unsecured the convertible promissory note (the “Convertible promissory note - related party”) in the principal amount of $500,000 to our Sponsor. The Convertible promissory note -related party does not bear interest and is repayable in full upon consummation of our initial business combination (a “Business Combination”). If we do not complete a Business Combination, the Convertible promissory note - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with the Initial Public Offering. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible promissory note - related party, in whole or in part, to warrants of our Company, at a price of $1.50 per warrant. The terms of the warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company's Initial Public Offering. The Convertible promissory note - related party is subject to customary events of default, the occurrence of which, in certain instances, would automatically trigger the unpaid principal balance of the Convertible promissory note - related party and all other sums payable with regard to the Convertible promissory note - related party becoming immediately due and payable. At June 30, 2022 and December 31, 2021, the principal amount of $500,000 was outstanding under the Convertible promissory note - related party.

Services Agreement

Commencing on January 11, 2021, we entered into a services agreement with an affiliate of our Sponsor to provide full-time support in our search for a business combination. We agreed to reimburse for costs, fees, and expenses associated with the full-time support. For the three and six months ended June 30, 2021, we incurred approximately $47,000 and $90,000, respectively, of such support included as general and administrative expenses on the accompanying statements of operations. The agreement was terminated on November 1, 2021, as such, no amounts were incurred in the three and six months ended June 30, 2022 and no amounts were due for such support as of June 30, 2022.

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

Equity Success Fee

In May 2022, we entered into a fee arrangement with an advisor in connection with our search for a prospective initial business combination that includes an equity component. Upon the successful closing of a specified business combination, we have agreed to grant the advisor $40,000 in value of common shares of the company surviving the transaction.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, if we had used estimates different from any of these, our unaudited condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022, from those set forth in “Critical Accounting Policies and Estimates” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due to the material weakness in our internal control over financial reporting over the accounting for complex financial instruments. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of our financial instruments. The Company’s management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, and we have expanded our processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in 2021 to assess whether our controls are operating effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

LUX HEALTH TECH ACQUISITION CORP.

Date: August 12, 2022		/s/ Josh DeFonzo
	Name:	Josh DeFonzo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date: August 12, 2022		/s/ Segolene Scarborough
	Name:	Segolene Scarborough
	Title:	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)